Form 10-K
period 2007-12-31
FPL Recovery Funding LLC; FLORIDA POWER & LIGHT CO
filed 2008-03-14
CIK 1396530, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

Commission File Number	FPL RECOVERY FUNDING LLC	IRS Employer Identification Number
333-141357-01	(Exact name of issuing entity as specified in its charter)	77-0679907

FLORIDA POWER & LIGHT COMPANY
(Exact name of depositor and sponsor as specified in its charter)
700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000 (Address of principal executive offices of the issuing entity)
State or other jurisdiction of incorporation or organization of the issuing entity: Delaware
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes _____ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Yes _____ No X

Indicate by check mark whether the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "large accelerated filer" and "accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer _____ Accelerated Filer _____	Non-Accelerated Filer __X__ Smaller Reporting Company _____
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes _____ No __X__
The registrant does not have any voting or non-voting common equity held by non-affiliates.
________________________________________
Pursuant to General Instruction J(1) of Form 10-K, certain information under Parts I, II and III are omitted.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officer and Managers of FPL Recovery Funding LLC (a)
Name	Age	Position	Effective Date
Kathy A. Beilhart	48	Assistant Treasurer and Manager	April 16, 2007
Paul I. Cutler	48	Treasurer and Manager	April 16, 2007
Moray P. Dewhurst	53	President	April 16, 2007
Jill Gordon	29	Manager	April 16, 2007
R. Wade Litchfield	45	Assistant Secretary and Manager	April 16, 2007

____________________
(a)

The business experience of the managers and Moray P. Dewhurst, the sole executive officer of FPL Recovery Funding LLC, is as follows: Ms. Beilhart has served as assistant treasurer of Florida Power & Light Company (FPL) and its parent FPL Group, Inc. (FPL Group), as well as various other operating subsidiaries of FPL Group since 2004.  Ms. Beilhart joined FPL Group in 1997 and has worked in a number of financially oriented positions.  Mr. Cutler has served as treasurer and assistant secretary of FPL Group and FPL as well as various other operating subsidiaries of FPL Group since 2003.  Mr. Dewhurst has served as vice president and chief financial officer of FPL Group and as senior vice president and chief financial officer of FPL since 2001.   Mr. Dewhurst was also vice president, finance of FPL Group and senior vice president, finance of FPL from July 2001 to February 15, 2008.  Ms. Gordon has served as vice president, Global Securitization Services LLC since 2006.  Prior to 2006, Ms. Gordon was an assistant treasurer at Lord Securities Corporation where she was responsible for the oversight and management of a wide array of asset-backed finance related transactions.  Mr. Litchfield has served as vice president of FPL since 2007 and associate general counsel of FPL since 2005.  Mr. Litchfield joined FPL in 1998 as senior attorney.

Code of Ethics

FPL Recovery Funding LLC is a wholly-owned subsidiary of FPL, which is wholly-owned by FPL Group.  FPL Group has adopted a Code of Ethics for Senior Executive and Financial Officers as well as a Code of Business Conduct & Ethics applicable to all representatives of FPL Group, including directors, officers and employees.  Both the Code of Ethics for Senior Executive and Financial Officers and the Code of Business Conduct & Ethics apply to all of FPL Group's subsidiaries and are available on www.fplgroup.com/governance/contents/fplgroup_governance.shtml.  Any amendments or waivers to the Code of Ethics for Senior Executive and Financial Officers which are required to be disclosed to FPL Group's shareholders will be disclosed on the FPL Group website at the address listed above.

Item 11. Executive Compensation
Compensation for Ms. Gordon's services are set forth in the Services and Indemnity Agreement (see Exhibit 10(d)).
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	3.	Exhibits (including those incorporated by reference)
	Exhibit Number	Description
	*3(i)	Certificate of Formation of FPL Recovery Funding LLC dated as of March 6, 2007 (filed as Exhibit 3.12 to Form S-3/A dated May 3, 2007, File No. 333-141357-01)
	*3(ii)	Limited Liability Company Agreement of FPL Recovery Funding LLC dated as of April 16, 2007 (filed as Exhibit 3.13 to Form S-3/A dated May 3, 2007, File No. 333-141357-01)
	*4	Indenture (including forms of Senior Secured Bonds), dated May 22, 2007 (filed as Exhibit 4.1 to Form 8-K dated May 22, 2007, File No. 333-141357-01)
	*10(a)	Storm-Recovery Property Sale Agreement dated as of May 22, 2007 (filed as Exhibit 99.2 to Form 8-K dated May 22, 2007, File No. 333-141357-01)
	*10(b)	Storm-Recovery Property Servicing Agreement dated as of May 22, 2007 (filed as Exhibit 99.1 to Form 8-K dated May 22, 2007, File No. 333-141357-01)

Exhibit Number	Description
*10(c)	Administration Agreement dated as of May 22, 2007 (filed as Exhibit 99.3 to Form 8-K dated May 22, 2007, File No. 333-141357-01)
*10(d)	Services and Indemnity Agreement dated as of April 12, 2007 (filed as Exhibit 10(d) to Form 10-D for the semiannual distribution period from May 22, 2007 to February 1, 2008, File No. 333-141357-01)
31	Rule 13a-14(d)/15d-14(d) Certification
33	Assessment of servicing criteria
34	Attestation report on assessment of servicing criteria
35	Certificate of compliance
_____________________
*Incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPL Recovery Funding LLC (Issuing entity)
Date: March 13, 2008

Florida Power & Light Company, as Servicer K. MICHAEL DAVIS

K. Michael Davis
Vice President, Accounting and Chief Accounting Officer (Principal Accounting Officer of Florida Power & Light Company)

3